Form 10-K
period 1995-12-31
FOXWEDGE INC
filed 1996-09-05
CIK 826812

August 26, 1996


Gregory W. Hair, Branch Chief
United States Securities and
  Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

Attention: Dominic J. Minore, Esq.

     Re:  Foxedge, Inc.
          Form 10-SB
          File No. 0-27532

Dear Mr. Hair:

     On behalf of Foxwedge, Inc. (the "Company"), we transmit herewith a complete copy of the Registration of Securities on Form 10-SB. Additionally, please find below, responses to the comment letter provided to the Company.


1.   Page 9    At this time the Company is focusing on the
enhancements of its product to encompass the entire sound technology forum. To accomplish this task the Company is interviewing and having discussions with high technology firms which are capable of developing its present technology into an adaptable computer chip which is usable in all sound technological applications (ie. television, stereo, movie theaters). The Company's present inventory is not its main focus until all market categories can be serviced. The Company's goals are as follows:

          1)   obtain a computer chip in its final form,
          2) market all existing inventory to its expanded application in the marketplace, and
          3) research and design a production facility and compare the same results to outsourcing.

2.   Page 24   These loans have been rolled over into the next
calendar year.

3.   Page 27   The information called for in Item 402 of Regulation
S-B has been amended to the format prescribed thereby.

4.   Page 29   The dollar amounts have been reconciled.

5.   See Notes to the Financial Statement.

6.   See Notes to the Financial Statement.

7.   See Notes to the Financial Statement.

8.   See Notes to the Financial Statement.

9. The audited financial statements as of December 31, 1995 have been included.

     If there are any questions, please contact the undersigned.


                                        Very truly yours,



                                        Robert Klugman